Form 10-K/A
period 2000-12-31
BANC OF AMERCIA COM MORT PAS THRU CER SERIES 2000-2
filed 2002-07-22
CIK 1127444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-66805-06

          Banc of America Commercial Mortgage Inc.
          Commercial Mortgage Pass-Through Certificates
          Series  2000-2
        (Exact name of registrant as specified in its charter)



New York                           52-2242962
                                   52-2242963
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Banc of America Commercial Mortgage Inc, Series 2000-2 established pursuant to the Pooling and Servicing Agreement among Banc of America Commercial Mortgage Inc as Despositor, Bank of America, N.A., as Mortgage Loan Seller, HVB Realty Capital Inc. as Mortgage Loan Seller, Orix Real Estate Capital Markets, LLC, as Master Servicer, Lennar Partners, Inc., as Special Servicer, and Wells Fargo Bank Minnesota, N.A., as Trustee and Remic Administrator, pursuant to which the Banc of America Commercial Mortgage Inc., Series 2000-2 registered under the Securities Act of 1933 (the"Certificates")were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)   ORIX Real Estate Capital Markets <F1>
                     b)   Lennar Partners <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)  ORIX Real Estate Capital Markets <F1>
                     b)  Lennar Partners <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   ORIX Real Estate Capital Markets <F3>
                     b)   Lennar Partners <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On October 30, 2000, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.

                 On November 29, 2000, and December 28, 2000, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates.


            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Banc of America Commercial Mortgage Inc.
Commercial Mortgage Pass-Through Certificates
Series 2000-2

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 17, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a) ORIX Real Estate Capital Markets <F1>
                     b) Lennar Partners <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)  ORIX Real Estate Capital Markets <F1>
                     b)  Lennar Partners <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)  ORIX Real Estate Capital Markets <F3>
                     b)  Lennar Partners <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


   EX-99.1 (a)

    ARTHURANDERSEN   (logo)


    Report of Independent Public Accountants

    To ORIX Real Estate Capital Markets, LLC:

    We have examined management's assertion about ORIX Real Estate Capital Markets, LLC's ("ORECM") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP) (except for minimum servicing standards V.4 and VI.1., which the MBA has interpreted as inapplicable in commercial and multi-family servicing contracts) as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for ORECM's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about ORECM's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about ORECM's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on ORECM's compliance with the minimum servicing standards.

    In our opinion, management's assertion that ORECM complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.

    Dallas, Texas,
    February 22, 2001



   EX-99.1 (b)

    Deloitte & Touche LLP
    Certified Public Accountants
    Suite 400
    200 South Biscayne Boulevard
    Miami, Florida 33131-2310
    rel: (305) 372-3100
    Fax: (305) 372-3160
    www.us.deloine.com


    Deloitte   (logo)
    &Touche

     INDEPENDENT ACCOUNTANTS' REPORT


     To the Board of Directors of
       Lennar Partners, Inc.:

    We have examined management's assertion about Lennar Partners, Inc.'s
    (the "Company") compliance with the minimum servicing standards identified in the Mortgage Banker's Association of America's Uniform Single
    Attestation Program for Mortgage Bankers (USAP) as applicable to the special servicing of commercial and multifamily mortgage loans as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those applicable minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our exarmination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned applicable minimum servicig standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

      March 9, 2001

    Deloitte
    Touche
    Tohmatsu   (logo)




   EX-99.2 (a)

    As of and for the year ended December 31, 2000, ORIX Real Estate Capital Markets, LLC has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (except for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the MBA has interpreted as inapplicable to such servicing). For the period of January 1, 2000, through July 11, 2000, ORIX Real Estate Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $25,000,000. For the period of July 12, 2000, through December 31, 2000, ORIX Real Estate Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $35,000,000.

    Michael E. Cousins                  February 22,2001
    Chief Financial Officer

    Paul Smyth                          February 22, 2001
    Managing Director of Servicing




EX-99.2 (b)

Lennar Partners (LOGO)
An LNR Company

March 1, 2001

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 20144-3562
Attention: Corporate Trust Services (CMBS)
           Banc of America Commercial Mortgage Inc., Series 2000-2

Re: Annual Independent Public Accountant's Servicing Report
    Banc of America Commercial Mortgage Inc., Series 2000-2
    Commercial Mortgage Pass-Through Certificates

To whom it may concern:

As of and for the year ended December 31, 2000, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $7,500,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS, INC.

Susan K. Chapman
Vice President


cc:  Banc of America Commercial Mortgage Inc.,
     Bank of America Corporate Center
     100 North Tryon Street
     Charlotte, NC  28255
     Attention: David A. Gertner

     Glenn Reid, Esq.
     Assistant General Counsel, Bank of America Corporation
     Bank of America Corporate Center
     100 North Tryon Street (20th floor)
     Charlotte, NC  28255


760 Northwest 107th Ave. * Suite 400 * Miami, Florida 33172
Telephone: (305) 220-4300 * Fax (305) 226-3428






EX-99.3 (b)

   CERTIFICATE OF OFFICER
   LENNAR PARTNERS, INC.


   Amended and Restated Pooling and Servicing Agreement dated as of October 1, 2000, (the "Agreement"), by and among Banc of America Commercial Mortgage, Inc., as Depositor, Bank of America, N.A., as Mortgage Loan Seller, ORIX Real Estate Capital Markets, LLC as Master Servicer, Wells Fargo Bank Minnesota, N.A., as Trustee and REMIC Administrator and Lennar Partners, Inc., as Special Servicer (BACM 2000-2)


   The undersigned, Ronald E.Schrager, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the activities of the Company for the year ended December 31, 2000 and of the Company's performance under the Agreement has been made under my supervision; (ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement in all material respects throughout such period ended December 31, 2000; and (iii) the Company has received no notice regarding qualification, or status, as a REMIC of, or otherwise asserting a tax on the income or assets of, any portion of the Trust Fund from the IRS or any other governmental agency or body.

    IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2001.

    Ronald E. Schrager
    Vice President
    Lennar Partners, Inc.